Form 10-K
period 1997-12-31
NEWCOURT RECEIVABLES CORP II
filed 1998-03-31
CIK 1045943

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
     /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

COMMISSION FILE NUMBER: 333-36059


                       NEWCOURT RECEIVABLES ASSET TRUST 1997-1
                       (ISSUER WITH RESPECT TO THE SECURITIES)
                         NEWCOURT RECEIVABLES CORPORATION II
                               (DEPOSITOR OF THE TRUST)
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               35-2010710
     (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             Identification No.)

  2700 BANK ONE TOWER, 111 MONUMENT CIRCLE, INDIANAPOLIS, INDIANA 46204-5787
                         TELEPHONE: (317) 229-3406
     (Address and telephone number of the of the registrant's principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 229-3406

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X    No
                                       _____     _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     State the aggregate market value of the registrant's common stock held by non-affiliates of the registrant: Not Applicable

     Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: Not Applicable

                         DOCUMENTS INCORPORATED BY REFERENCE

                                        None

PART I

Item 1.   Business

     Not applicable.

Item 2.   Properties

     Newcourt Receivables Asset Trust 1997-1 (the "Trust") was formed pursuant to a Trust Agreement, dated as of November 1, 1997 between Newcourt Receivables Corporation (the "Trust Depositor") and Chase Manhattan Bank Delaware, as Owner Trustee. The property of the Trust includes a pool of contracts consisting of
(i) conditional sale agreements, promissory notes with related security agreements, operating and finance leases, installment payment agreements, and similar types of financing agreements with end-users ("End-User Contracts") in each case with respect to certain information technology equipment, communications equipment, commercial business and industrial equipment, medical equipment, resources equipment and transportation and construction equipment (collectively, the "Equipment"), certain computer software and related support and consulting services (together with the Equipment, the "Financed Items"), together with certain rights of financing originators under finance program agreements and vendor assignments with vendors of the Financed Items, as well as the Equipment or a security interest in the Equipment and (ii) limited recourse contractual payment obligations payable by vendors and secured by the vendors' interest in the End-User Contracts originated by such vendors and by the Equipment related to such End-User Contracts.

Item 3.   Legal Proceedings

     There are no material pending legal proceedings with respect to the Trust or the Trust Depositor involving the Trust, the Trust Depositor or Newcourt Financial USA Inc., as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Servicer's duties under the Sale and Servicing Agreement, dated as of November 1, 1997 among the Trust Depositor, the Trust, Newcourt Financial USA Inc., as Servicer, and Manufacturers and Traders Trust Company, as Indenture Trustee.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

(a) The Trust has issued the 5.815% Class A-1 Receivable-Backed Notes, Series 1997-1 ("Class A-1 Notes"), 6.040% Class A-2 Receivable-Backed Notes, Series 1997-1 ("Class A-2 Notes"), 6.110% Class A-3 Receivable-Backed Notes, Series 1997-1 ("Class A-3 Notes"),

     6.193% Class A-4 Receivable-Backed Notes, Series 1997-1 ("Class A-4 Notes"), 6.320% Class B Receivable-Backed Notes, Series 1997-1
     ("Class B Notes"), 6.560% Class C Receivable-Backed Notes, Series 1997-1 ("Class C Notes") and 9.210% Class D Receivable-Backed Notes, Series
     1997-1 ("Class D Notes" and together with the Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes, Class B Notes and Class C Notes, the "Notes"). There is no established public trading market for the Notes.

(b) Except for the Class D Notes, all of the Notes were issued in book entry form only. There is only one holder of record for each of the Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes, Class B Notes and Class C Notes.

(c)  The Trust does not pay dividends.

Item 6.   Selected Financial Data

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Not applicable.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.   Financial Statements and Supplementary Data.

     Not applicable.

Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure.

     None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

     Not applicable.

Item 11.  Executive Compensation

     Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Notes, other than the Class D Notes, are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding such Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. Is:

     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions

     There has not been, and there is not currently proposed, any transaction or series of transactions, to which any of the Trust, the Trust Depositor, Chase Manhattan Bank Delaware, as OwnerTrustee, or Newcourt Financial USA Inc., as Servicer, is a party with any Noteholder who, to the knowledge of the Trust Depositor or the Servicer, owns of record or beneficially owns more than five percent of the Notes.

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

     (a)  1.   Not applicable.
          2.   Not applicable.
          3.   Exhibits:

               Exhibit No.    Description
               99.1           Annual Summary Statement
               99.2           Annual Statement as to Compliance
               99.3           Annual Independent Accountant's Servicing Report

     (b)  None

     (c)  see (a)3 above

     (d)  Not applicable.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEWCOURT RECEIVABLES ASSET TRUST 1997-1

                              By:  Newcourt Receivables Corporation II


                              By: /s/ BRADLEY D. NULLMEYER
                                  -----------------------------
                                   Bradley D. Nullmeyer
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                  DATE
/s/ Bradley D. Nullmeyer     Chief Executive Officer (Principal     March 31, 1998
------------------------     Executive Officer) and Director
Bradley D. Nullmeyer

/s/ Michel Beland           Chief Financial Officer (Principal      March 31, 1998
------------------------    Financial Officer)
Michel Beland

/s/ Daniel A. Jauernig      Director                                March 31, 1998
-----------------------
Daniel A. Jauernig

/s/ Robert J. Hicks         Director                                March 31, 1998
-----------------------
Robert J. Hicks

/s/ Peter Sorensen          Director                                March 31, 1998
-----------------------
Peter H. Sorensen

                                    EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
99.1                     Annual Summary Statement
99.2                     Annual Statement as to Compliance
99.3                     Annual Independent Accountant's Servicing Report