Form 10-K
period 1998-12-31
NEWCOURT RECEIVABLES CORP II
filed 1999-05-26
CIK 1045943

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

(Mark One)
     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-58677

                      NEWCOURT EQUIPMENT TRUST SECURITIES 1998-1
                      (ISSUER WITH RESPECT TO THE SECURITIES)
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

                                   Yes       No  X
                                       ---      ---

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

     Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: Not Applicable


                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None

PART I

Item 1. Business

Not Applicable

Item 2.   Properties

          Newcourt Equipment Trust Securities 1998-1 (the "Trust") was formed pursuant to a Trust Agreement, dated as of October 15, 1998 between Newcourt Receivables Corporation II (the "Trust Depositor") and The Bank of New York (Delaware), as Owner Trustee. The property of the Trust includes a pool of contracts consisting of (i) conditional sale agreements, promissory notes with related security agreements, operating and finance leases, installment payment agreements, and similar types of financing agreements with end-users ("End-User Contracts") in each case with respect to certain information technology equipment, communications equipment, commercial business and industrial equipment, medical equipment, resources equipment and transportation and construction equipment (collectively, the "Equipment"), certain computer software and related support and consulting services (together with the Equipment, the "Financed Items"), together with certain rights of financing originators under finance program agreements and vendor assignments with vendors of the Financed Items, as well as the Equipment or a security interest in the Equipment and (ii) limited recourse contractual payment obligations payable by vendors and secured by the vendors' interest in the End-User Contracts originated by such vendors and by the Equipment related to such End-User Contracts.

Item 3.   Legal Proceedings

          There are no material pending legal proceedings with respect to the Trust or the Trust Depositor involving the Trust, the Trust Depositor or Newcourt Financial USA Inc., as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Servicer's duties under the Pooling and Servicing Agreement, dated as of October 15, 1998 among the Trust Depositor, the Trust, Newcourt Financial USA Inc., as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

(a) The Trust has issued the 5.007% Class A-1 Receivable-Backed Notes, Series 1998-1 ("Class A-1 Notes"), 5.170% Class A-2 Receivable-Backed Notes, Series 1998-1 ("Class A-2 Notes"), 5.240% Class A-3 Receivable-Backed Notes, Series 1998-1 ("Class A-3 Notes"), 5.393% Class A-4 Receivable-Backed Notes, Series 1998-1 ("Class A-4 Notes"), 5.970% Class B Receivable-Backed Notes, Series 1998-1 ("Class B Notes"), 6.940% Class C Receivable-Backed Notes, Series 1998-1 ("Class C Notes"), the 8.060% Class D Receivable-Backed Notes, Series 1998-1 ("Class D Notes") and the 9.440% Class E Receivable-Backed Notes, Series 1998-1 ("Class E Notes" and together with the Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes, the Class B Notes, the Class C Notes and the Class D Notes, the "Notes"). There is no established public trading market for the Notes.

(b) Except for the Class D Notes and the Class E Notes, all of the Notes were issued in book-entry form only. There is only one holder of record for each of the Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes, Class B Notes and Class C Notes.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The Notes, other than the Class D Notes and Class E Notes, are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding such Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

          Cede & Co.
          c/o The Depository Trust Company
          Seven Hanover Square
          New York, New York 10004

Item 13.  Certain Relationships and Related Transactions

          There has not been, and there is not currently proposed, any transaction or series of transactions, to which any of the Trust, the Trust Depositor, The Bank of New York (Delaware), as Owner Trustee, or Newcourt Financial USA Inc., as Servicer, is a party with any Noteholder who, to the knowledge of the Trust Depositor or the Servicer, owns of record or beneficially owns more than five percent of the Notes.

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

          (a)  1.   Not applicable.

               2.   Not applicable.
               3.   Exhibits:
                    Exhibit No.         Description
                    99.1                Annual Summary Statement
                    99.2                Annual Statement as to Compliance
                    99.3                Annual Independent Accountant's Report

          (b)  Reports on 8-K.
                    The Registrant has filed a Current Report on Form 8-K with the Securities and Exchange Commission dated December 18, 1998.
          .
          (c)  see (a)3 above

          (d)  Not applicable.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEWCOURT EQUIPMENT TRUST SECURITIES 1998-1

                                      By:  Newcourt Receivables Corporation II

                                      By:  /s/  Steven K. Hudson
                                           -----------------------------------
                                                Steven K. Hudson
                                                Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 SIGNATURE                      TITLE                          DATE

 /s/ Steven K. Hudson           Chief Executive Officer        May 26, 1999
 -----------------------------  (Principal Executive Officer)
 Steven K. Hudson

 /s/ Daniel A. Jauernig         Chief Financial Officer       May 26, 1999
 -----------------------------  (Principal Financial
 Daniel A. Jauernig             Officer), Chief Accounting
                                Officer and Director

 /s/ Bradley D. Nullmeyer       Director                       May 26, 1999
 -----------------------------
 Bradley D. Nullmeyer

 /s/ David F. Banks             Director                       May 26, 1999
 -----------------------------
 David F. Banks

 /s/ Peter H. Sorensen          Director                       May 26, 1999
 -----------------------------
 Peter H. Sorensen

                                    EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

99.1                          Annual Summary Statement
99.2                          Annual Statement as to Compliance
99.3                          Annual Independent Accountant's Report